Form 10-K
period 1996-12-27
MLCC MORTGAGE INVESTORS INC
filed 1997-03-27
CIK 921686

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year ended                             Commission file number
    December 27, 1996                                              33-84894
-------------------------                                       ----------



                  ML Revolving Home Equity Loan Trust 1996-2
        ------------------------------------------------------------
          (Name of Trust Fund issuing ML Revolving Home Equity Loan
                  Asset Backed Certificates, Series 1996-2)


                         MLCC Mortgage Investors, Inc.
           ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



           Delaware                                           59-3247986
---------------------------------                      -------------------
  (State or other jurisdiction                             (IRS employer
of incorporation or organization)                        identification no.)


   4802 Deer Lake Drive East
     Jacksonville, Florida                                    32246-6484
---------------------------------                       ------------------
    (Address of principal                                   (Zip code)
     executive offices)


     Registrant's telephone number, including area code:   (904) 928-6000

     Securities registered pursuant to Section 12(b) of the Act:    None

     Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
     Yes       No  x
        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the
Registrant:  None.




Number of shares of common stock of the Registrant outstanding as of December 31, 1996: Not applicable.

                     DOCUMENTS INCORPORATED BY REFERENCE


Documents in Part IV incorporated herein by reference are as follows:

A. Monthly statement sent to Certificateholders with the December 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1996.


                                    PART I


ITEM 1.   BUSINESS

          Not applicable.


ITEM 2.   PROPERTIES

          Not applicable.


ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings with respect to Merrill Lynch Credit Corporation (the "Master Servicer") or the Registrant, or to the best of our knowledge, the Trust Fund or Bankers Trust Company of California, N.A. (the "Trustee"), with respect to the Trust Fund, other than ordinary routine litigation, if any, incidental to the duties of the Trust Fund or of the Trustee, the Master Servicer or the Registrant under the Pooling and Servicing Agreement relating to the Certificates.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.




                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          (a) There is no established public trading market for the Certificates representing undivided interests in the pool established by the Registrant of home equity revolving credit line loans secured by mortgages on residential one- to four-family properties.

          (b) At December 31, 1996, the number of holders of record of the Certificates were as follows:
                                                         Number of
                                                       Record Holders
                                                       --------------
               ML Revolving Home Equity Loan
               Asset Backed Certificates,
               Series 1996-2                                14


          (c)  Not applicable.


ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.




                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)  Not applicable.

          (b)  Not applicable.

          (c)  Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)  Not applicable.




                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  (1)  Not applicable.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:


                    Pooling and Servicing Agreement (Filed on December 10, 1996 as part of the Registrant's current report on Form 8-K).

                    Monthly statement sent to Certificateholders with the December 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1996.

                    Independent Accountants' Report on Management's Assertion About Compliance with Uniform Single Attestation Program Requirements for the year ended December 27, 1996.

                    AMBAC Indemnity Corporation and Subsidiaries' audited consolidated financial statements as of December 31, 1996 and 1995.

                    Officer's Certificate regarding Annual Statement as to Compliance of Merrill Lynch Credit Corporation is not currently available and will be subsequently filed as an exhibit to Form 8-K as soon as such certificate becomes available.

          (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

               Date Filed               Event Reported
               ----------               --------------

               December 20, 1996.  Monthly statement sent to
                                   Certificateholders with the December 1996 distribution.

          (c)  Exhibits required to be filed by the Registrant pursuant to
               Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature page hereof.

          (d)  Not applicable.





     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                 SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.


                              MLCC MORTGAGE INVESTORS, INC., as
                              Registrant and on behalf of the Trust Fund


                              By: /s/ ROBERT J. SMITH
                                  ----------------------------


                                   Robert J. Smith
                                   Senior Vice President and
                                    Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                     Title                   Date
     ---------                     -----                   ----



/s/ MICHAEL A. JOHNSTON     President, Chief Executive     March 24, 1997
-----------------------     Officer and Chairman of the
    Michael A. Johnston     Board of Directors


/s/ KEVIN O'HANLON          Senior Vice President and      March 24, 1997
-----------------------     Director
    Kevin O'Hanlon


/s/ FRANCIS X. ERVIN, JR.   Senior Vice President and      March 24, 1997
-------------------------   Treasurer (principal
    Francis X. Ervin, Jr.   financial officer and
                            principal accounting officer)


/s/ JOHN J. DONLON          Senior Vice President,         March 17, 1997
-----------------------     Secretary and Director
    John J. Donlon


                            Director                       March     , 1997
-----------------------                                          ----
    Thomas O. McConnell



/s/ EARLE C. TRAYNHAM       Director                       March 18, 1997
-------------------------
    Earle C. Traynham


                                EXHIBIT INDEX

Exhibit No.                                                            Page
-----------                                                            ----

   4                Pooling and Servicing Agreement (Filed
                    on December 10, 1996 as part of the
                    Registrant's current report on Form 8-K)  . . . . . .  *

   19.1             Report Furnished to Security-Holders


                    (Filed on December 20, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

-----------------
*  Incorporated herein by reference.



   99.1             Independent Accountants' Report on
                    Management's Assertion About Compliance
                    with Uniform Single Attestation
                    Program Requirements for the year ended
                    December 27, 1996 . . . . . . . . . . . . . . . . . .  9

   99.2             AMBAC Indemnity Corporation and
                    Subsidiaries' audited consolidated
                    financial statements as of
                    December 31, 1996 and 1995  . . . . . . . . . . . .   13




                                 Exhibit 99.1
                                ------------








INDEPENDENT ACCOUNTANT'S REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

Merrill Lynch Credit Corporation and subsidiaries:

We have examined management's assertion about Merrill Lynch Credit Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single
                                                 --------------
Attestation Program for Mortgage Bankers (USAP) and maintenance of
----------------------------------------
adequate hazard insurance as required by investors as of and for the year ended December 27, 1996 included in the accompanying management assertion. Management is responsible for Merrill Lynch Credit Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Merrill Lynch Credit Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Merrill Lynch Credit Corporation's compliance with the minimum servicing standards.

All loans serviced by Merrill Lynch Credit Corporation under pooling and servicing agreements relating to mortgage pass-through certificates listed in
Exhibit I attached were included in the total population which was subject to selection for testing in our examination.

In our opinion, management's assertion that Merrill Lynch Credit Corporation complied with the aforementioned minimum servicing standards and maintenance of adequate hazard insurance as required by investors as of and for the year ended December 27, 1996 is fairly stated, in all material respects.



This report is intended for the information and use of the Board of Directors and management of Merrill Lynch Credit Corporation and subsidiaries and the Trustees for the mortgage pass-through certificates listed in Exhibit I.


/s/ Deloitte & Touche LLP


February 26, 1997

                                                  EXHIBIT I

MERRILL LYNCH CREDIT CORPORATION

DETAIL OF MORTGAGE PASS-THROUGH CERTIFICATES
UNDER POOLING AND SERVICING AGREEMENTS
DECEMBER 27, 1996
--------------------------------------------------------------------------

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1991F, Class A-1 and A-2

ML Home Equity Loan Asset Backed Certificates, Series 1991-2,
Class A-1, A-2 and B

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992A, Class A-1 and A-2

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992A, Class B

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992C, Class A-1 and A-2

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992C, Class B

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992F, Class A-1, A-2 and A-3

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1992F, Class B

ML Home Equity Loan Asset Backed Certificates, Series 1992-1,
Class A and B

ML Home Equity Loan Asset Backed Certificates, Series 1993-1,
Class A and B

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1993B, Class A-1, A-2 and A-3

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1993B, Class B

MLCC PrimeFirst Adjustable Rate Mortgage Senior/Subordinate
Pass-Through Certificates, Series 1993C, Class A-1, A-2, A-3 and A-4

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1993E, Class A-1, A-2, A-3, A-4, A-5 and A-6

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1993F, Class A-1, A-2, A-3, A-4, A-5 and A-6

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1993I, Class A-1, A-2, A-3, A-4, A-5 and A-6


MLCC Subordinate Mortgage Backed Certificates,
Series 1994A, Class A-1 and A-2

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1994A, Class A-1, A-2, A-3, A-4 and A-5


MLCC Mortgage Investors, Inc., Senior/Subordinate Mortgage
Pass-Through Certificates, Series 1994A, Class A-1, A-2, A-3
M-1, A-4 and M-2

MLCC Mortgage Investors, Inc., Senior/Subordinate Mortgage
Pass-Through Certificates, Series 1994B, Class A-1, A-2, A-3 and A-4

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1994F, Class A-1, A-2, A-3, M, A-4 and A-5

MLCC Senior/Subordinate Mortgage Pass-Through Certificates,
Series 1994H, Class A-1, A-2, A-3, M, A-4 and A-5

ML Home Equity Loan Asset Backed Certificates, Series 1994-1,
Class A-1 and A-2

ML Home Equity Loan Pass-Through Certificates, Series 1994-2, Class A

ML Home Equity Loan Pass-Through Certificates, Series 1995-1,
Class A-1 and A-2

MLCC Mortgage Investors, Inc., Senior/Subordinate Mortgage Pass-Through Certificates, Series 1995A, Class A-1, A-2, A-3, A-4, A-5 and A-6

ML Home Equity Loan Pass-Through Certificates, Series 1995-2, Class A

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1995B, Class A

MLCC Mortgage Investors, Inc., Subordinate Mortgage Backed Certificates, Series 1995-S1

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996A, Class A

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996B, Class A

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996C, Class A

MLCC Mortgage Investors, Inc., Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996D, Class A

MLCC Mortgage Investors, Inc., ML Revolving Home Equity Loan
Asset Backed Certificates, Series 1996-1

MLCC Mortgage Investors, Inc., ML Revolving Home Equity Loan
Asset Backed Certificates, Series 1996-2


                                                                Merrill Lynch
                                                           Credit Corporation

                                                         Private Client Group

                                                    4802 Deer Lake Drive East
                                             Jacksonville, Florida 32246-6484
                                                                 800 452 3881



February 26, 1997


Deloitte & Touche LLP
2801 Independent Drive
Jacksonville, FL  32202


Ladies and Gentlemen:

As of and for the year ended December 27, 1996, Merrill Lynch Credit Corporation and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for
                                 --------------------------------------
Mortgage Bankers and has maintained adequate hazard insurance as required
----------------
by investors. As of and for the same period, the Company had in effect fidelity bond and errors and omissions insurance coverage in the amounts of $325,000,000 and $105,000,000 respectively.



                                   /s/ Michael A. Johnston
                                   ------------------------------
                                   Michael A. Johnston
                                   Chairman/Chief Executive Officer



                                   /s/ Kevin M. O'Hanlon
                                   ------------------------------
                                   Kevin M. O'Hanlon
                                   President/Chief Operating Officer



                                   /s/ Francis X. Ervin, Jr.
                                   ------------------------------
                                   Francis X. Ervin, Jr.
                                   Senior Vice President/Chief
                                   Financial Officer



                                   /s/ Steven T. Hardy
                                   -------------------------
                                   Steven T. Hardy
                                   Vice President/Controller



                                 Exhibit 99.2
                                ------------




                  AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES
                   (a wholly owned subsidiary of AMBAC Inc.)

                       Consolidated Financial Statements

                           December 31, 1996 and 1995





                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
AMBAC Indemnity Corporation

  We have audited the accompanying consolidated balance sheets of AMBAC Indemnity Corporation and subsidiaries (a wholly owned subsidiary of AMBAC Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of AMBAC Indemnity Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMBAC Indemnity Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                        /s/ KPMG Peat Marwick LLP

New York, New York
January 30, 1997


                  AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                             1996       1995
                                                          ---------- ----------
                         ASSETS
Investments:
 Bonds held in available for sale account, at fair value
  (amortized cost of $2,323,259 in 1996 and $2,090,101 in
  1995).................................................. $2,424,524 $2,224,528
 Short-term investments, at cost (approximates fair
  value).................................................     91,320    163,953
                                                          ---------- ----------
  Total investments......................................  2,515,844  2,388,481
Cash.....................................................      5,025      6,912
Securities purchased under agreements to resell..........      4,369      4,120
Receivable for securities................................     18,462      8,136
Investment income due and accrued........................     42,263     38,319
Investment in affiliate..................................         --     25,827
Deferred acquisition costs...............................     94,212     82,620
Current income taxes.....................................         --      2,171
Prepaid reinsurance......................................    168,786    153,372
Other assets.............................................     59,544     48,472
                                                          ---------- ----------
  Total assets........................................... $2,908,505 $2,758,430
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
 Unearned premiums....................................... $  995,220 $  906,136
 Losses and loss adjustment expenses.....................     60,220     65,996
 Ceded reinsurance balances payable......................      7,438     14,654
 Deferred income taxes...................................     84,842     85,008
 Current income taxes....................................      8,974         --
 Accounts payable and other liabilities..................     50,244     43,625
 Payable for securities..................................     46,246     86,304
                                                          ---------- ----------
  Total liabilities......................................  1,253,184  1,201,723
                                                          ---------- ----------
Stockholder's equity:
 Preferred stock, par value $1,000.00 per share;
  authorized shares--285,000;
  issued and outstanding shares--none....................         --         --
 Common stock, par value $2.50 per share; authorized
  shares--40,000,000;
  issued and outstanding shares--32,800,000 at December
  31, 1996 and December 31, 1995.........................     82,000     82,000
 Additional paid-in capital..............................    515,684    481,059
 Unrealized gains on investments, net of tax.............     65,822     87,112
 Retained earnings.......................................    991,815    906,536
                                                          ---------- ----------
  Total stockholder's equity.............................  1,655,321  1,556,707
                                                          ---------- ----------
  Total liabilities and stockholder's equity............. $2,908,505 $2,758,430
                                                          ========== ==========

          See accompanying Notes to Consolidated Financial Statements

                  AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Revenues:
 Gross premiums written........................... $249,761  $195,033  $192,598
 Ceded premiums written...........................  (37,793)  (28,606)    2,815
                                                   --------  --------  --------
  Net premiums written............................  211,968   166,427   195,413
 Increase in unearned premiums, net...............  (73,671)  (52,844)  (76,077)
                                                   --------  --------  --------
  Net premiums earned.............................  138,297   113,583   119,336
 Net investment income............................  145,302   131,496   119,737
 Net realized gains (losses)......................   69,149       177   (13,386)
 Other income.....................................   16,418     6,777     6,887
                                                   --------  --------  --------
  Total revenues..................................  369,166   252,033   232,574
                                                   --------  --------  --------
Expenses:
 Losses and loss adjustment expenses..............    3,778     3,377     2,593
 Underwriting and operating expenses..............   42,459    38,722    35,946
 Interest expense.................................    2,073     1,590     1,428
                                                   --------  --------  --------
  Total expenses..................................   48,310    43,689    39,967
                                                   --------  --------  --------
  Income before income taxes......................  320,856   208,344   192,607
                                                   --------  --------  --------
Income tax expense:
 Current taxes....................................   68,322    29,085    26,286
 Deferred taxes...................................   11,298    14,461    16,277
                                                   --------  --------  --------
  Total income taxes..............................   79,620    43,546    42,563
                                                   --------  --------  --------
  Net Income......................................  241,236   164,798   150,044
                                                   ========  ========  ========


          See accompanying Notes to Consolidated Financial Statements

                  AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                 YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1996       1995      1994
                                               ---------  --------  ---------
Preferred Stock:
 Balance at January 1 and December 31......... $      --  $     --  $      --
                                               =========  ========  =========
Common Stock:
 Balance at January 1 and December 31......... $  82,000  $ 82,000  $  82,000
                                               =========  ========  =========
Additional Paid-in Capital:
 Balance at January 1......................... $ 481,059  $444,258  $ 444,143
 Capital contributions........................    32,500    35,000         --
 Other paid-in capital........................     2,125     1,801        115
                                               ---------  --------  ---------
 Balance at December 31....................... $ 515,684  $481,059  $ 444,258
                                               =========  ========  =========
Unrealized Gains (Losses) on Investments, Net
 of Tax
 Balance at January 1......................... $  87,112  $(46,087) $  68,091
 Change in unrealized gain (loss).............   (21,290)  133,199   (114,178)
                                               ---------  --------  ---------
 Balance at December 31....................... $  65,822  $ 87,112  $ (46,087)
                                               =========  ========  =========
Retained Earnings:
 Balance at January 1......................... $ 906,536  $781,571  $ 667,527
 Net income...................................   241,236   164,798    150,044
 Dividends declared--common stock.............  (155,865)  (40,000)   (36,000)
 Other........................................       (92)      167         --
                                               ---------  --------  ---------
 Balance at December 31....................... $ 991,815  $906,536  $ 781,571
                                               =========  ========  =========


          See accompanying Notes to Consolidated Financial Statements

                  AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                              YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
Cash flows from operating activities:
 Net income............................. $   241,236  $   164,798  $   150,044
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation and amortization..........       1,711        1,605        1,106
 Amortization of bond premium and
  discount..............................      (1,902)        (831)      (1,097)
 Current income taxes...................      11,145        8,373       (6,069)
 Deferred income taxes..................      11,299       14,462       16,277
 Deferred acquisition costs.............     (11,592)     (10,846)     (20,757)
 Unearned premiums, net.................      73,671       52,844       76,077
 Losses and loss adjustment expenses....      (5,776)         334        1,625
 Ceded reinsurance balances payable.....      (7,216)      13,746       (2,963)
 (Gain) loss on sales of investments and
  affiliates............................     (69,149)        (177)      13,386
 Accounts payable and other
  liabilities...........................       6,619          106       20,497
 Other, net.............................     (17,928)     (11,273)       7,179
                                         -----------  -----------  -----------
  Net cash provided by operating
   activities...........................     232,118      233,141      255,305
                                         -----------  -----------  -----------
Cash flows from investing activities:
 Proceeds from sales of bonds at
  amortized cost........................   1,555,372    1,882,485    1,305,011
 Proceeds from maturities of bonds at
  amortized cost........................      86,292      163,031       39,126
 Purchases of bonds at amortized cost...  (1,938,677)  (2,192,824)  (1,559,982)
 Change in short-term investments.......      72,633      (78,751)       9,005
 Securities purchased under agreements
  to resell.............................        (249)       3,891       (8,011)
 Other, net.............................      (1,876)      (1,178)      (3,786)
                                         -----------  -----------  -----------
  Net cash used in investing
   activities...........................    (226,505)    (223,346)    (218,637)
                                         -----------  -----------  -----------
Cash flows from financing activities:
 Dividends paid.........................     (40,000)     (40,000)     (36,000)
 Capital contribution...................      32,500       35,000           --
                                         -----------  -----------  -----------
  Net cash used in financing
   activities...........................      (7,500)      (5,000)     (36,000)
                                         -----------  -----------  -----------
  Net cash flow.........................      (1,887)       4,795          668
Cash at January 1.......................       6,912        2,117        1,449
                                         -----------  -----------  -----------
Cash at December 31..................... $     5,025  $     6,912  $     2,117
                                         ===========  ===========  ===========
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
  Income taxes.......................... $    54,504  $    19,500  $    32,153
                                         ===========  ===========  ===========

          See accompanying Notes to Consolidated Financial Statements

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

1 BACKGROUND

  AMBAC Indemnity Corporation ("AMBAC Indemnity") is a leading insurer of municipal and structured finance obligations. Financial guarantee insurance underwritten by AMBAC Indemnity guarantees payment when due of the principal of and interest on the obligation insured. In the case of a default on the insured bond, payments under the insurance policy may not be accelerated by the policyholder without AMBAC Indemnity's consent. As of December 31, 1996, AMBAC Indemnity's net insurance in force (principal and interest) was $227,235,000. AMBAC Indemnity is a wholly owned subsidiary of AMBAC Inc. (NYSE: ABK), a holding company that provides financial guarantee insurance and financial services to both public and private clients through its subsidiaries.

  AMBAC Indemnity, as the sole limited partner, owns a limited partnership interest representing 90% of the total partnership interests of AMBAC Financial Services, Limited Partnership ("AFS"), a limited partnership which provides interest rate swaps primarily to states, municipalities and municipal authorities. The sole general partner of AFS, AMBAC Financial Services Holdings, Inc., a wholly owned subsidiary of AMBAC Inc., owns a general partnership interest representing 10% of the total partnership interest in AFS.

  AMBAC Indemnity has one wholly owned subsidiary, American Municipal Bond Holding Company ("AMBH"), which is a holding company for certain real estate interests.

  As of December 31, 1995, AMBAC Indemnity owned 26.5% and AMBAC Inc. owned 19.9% of the outstanding common stock of an affiliate, HCIA Inc. ("HCIA"), a leading health care information content company. Prior to 1995, AMBAC Inc. and AMBAC Indemnity, combined, owned approximately 96% of HCIA. During 1996, in conjunction with the sale of AMBAC Inc.'s and AMBAC Indemnity's combined holdings in HCIA common stock, AMBAC Indemnity delivered to AMBAC Inc. (in the form of an extraordinary dividend) its 2,378,672 shares of HCIA common stock. As a result, AMBAC Indemnity recognized a realized gain of $89,680.

2 SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies of AMBAC Indemnity and its subsidiaries (sometimes collectively referred to as the "Company") are as described below:

CONSOLIDATION:

  The consolidated financial statements include the accounts of AMBAC Indemnity and its subsidiaries. All significant intercompany balances have been eliminated.

INVESTMENTS:

  The Company's investment portfolio is accounted for on a trade-date basis and consists entirely of investments in debt securities that are considered available for sale and are carried at fair value. Fair value is based on quotes

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

obtained by the Company from independent market sources. Short-term investments are carried at cost, which approximates fair value. Unrealized gains and losses, net of deferred income taxes, are included as a separate component of stockholder's equity and are computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the interest method. For bonds purchased at a price below par value, discounts are accreted over the remaining term of the securities. For bonds purchased at a price above par value which have call features, premiums are amortized to the most likely call dates as determined by management. For premium bonds which do not have call features, such premiums are amortized over the remaining terms of the securities. Premiums and discounts on mortgage- and asset-backed securities are adjusted for the effects of actual and anticipated prepayments. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL:

  Securities purchased under agreements to resell are collateralized financing transactions, and are recorded at their contracted resale amounts, plus accrued interest. The Company takes possession of the collateral underlying those agreements and monitors its market value on a daily basis and, when necessary, requires prompt transfer of additional collateral to reflect current market value.

PREMIUM REVENUE RECOGNITION:

  Premiums for municipal new issue and secondary market policies are: (i) generally computed as a percentage of principal and interest insured; (ii) typically collected in a single payment at policy inception date; and (iii) are earned pro rata over the period of risk. Premiums for structured finance policies can be computed as a percentage of either principal or principal and interest insured. The timing of the collection of structured finance premiums varies among individual transactions. For policies where premiums are collected in a single payment at policy inception date, premiums are earned pro rata over the period of risk. For policies with premiums that are collected periodically (i.e., monthly, quarterly or annually), premiums are reflected in income pro rata over the period covered by the premium payment.

  When an AMBAC Indemnity-insured new or secondary market issue has been refunded or called, the remaining unearned premium is generally earned at that time, as the risk to AMBAC Indemnity is considered to have been eliminated.

LOSSES AND LOSS ADJUSTMENT EXPENSES:

  The liability for losses and loss adjustment expenses consists of the Active Credit Reserve ("ACR") and case basis loss and loss adjustment expense reserves. The development of the ACR is based upon estimates of the ultimate aggregate losses inherent in the obligations insured and reflects the net result of contributions related to the portion of earnings required to cover those losses, less reductions of ACR no longer deemed necessary by management. When losses occur (actual monetary defaults or defaults which are imminent on insured obligations), case basis loss reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. All or part of case basis loss reserves are allocated from any ACR available for such insured obligation.

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


  AMBAC Indemnity's management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net cost of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.

DEFERRED ACQUISITION COSTS:

  Certain costs incurred which vary with, and are primarily related to, the production of business have been deferred. These costs include direct and indirect expenses related to underwriting, marketing and policy issuance, rating agency fees and premium taxes, net of reinsurance ceding commissions. The deferred acquisition costs are being amortized over the periods in which the related premiums are earned, and such amortization amounted to $12,553, $10,183 and $9,348 for 1996, 1995 and 1994, respectively. Deferred acquisition costs, net of such amortization, amounted to $11,592, $10,846 and $20,757 for 1996, 1995 and 1994, respectively.

DEPRECIATION AND AMORTIZATION:

  Depreciation of furniture and fixtures and electronic data processing equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Amortization of leasehold improvements and intangibles, including certain computer software licenses, is provided over the estimated useful lives of the respective assets using the straight-line method.

INTEREST RATE CONTRACTS:

  Interest Rate Contracts Held for Purposes Other Than Trading:

  The Company uses interest rate contracts for hedging purposes as part of its overall interest rate risk management. Gains and losses on interest rate futures and options contracts that qualify as accounting hedges of existing assets are included in the carrying amounts and amortized over the remaining lives of the assets as an adjustment to interest income. When the hedged asset is sold, the unamortized gain or loss on the related hedge is recognized in income. Gains and losses on interest rate contracts that do not qualify as accounting hedges are recognized in current period income.

  The Company accounts for its interest rate futures contracts in accordance with the provisions of Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" ("Statement 80"). Statement 80 permits hedge accounting for interest rate futures contracts when the item to be hedged exposes the Company to price or interest rate risk, and the futures contract effectively reduces that exposure and is designated as a hedge. Interest rate futures contracts held for purposes other than trading are used primarily to hedge interest-sensitive assets and liabilities. Interest rate futures contracts are designated at inception as a hedge to specific assets and liabilities.

  Interest rate swaps that are linked with existing liabilities are accounted for as a hedge of those liabilities, using the accrual method as an adjustment to interest expense. Interest rate swaps that are linked with existing assets classified as available for sale are accounted for as hedges of those assets, using the accrual method as an adjustment to interest income, with unrealized gains and losses included in stockholder's equity, net of tax.

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


  Interest Rate Contracts Held for Trading Purposes:

  The Company, in connection with its market-making activities as a provider of interest rate swaps to states, municipalities, municipal authorities and other entities in connection with their financings, uses interest rate contracts which are classified as held for trading purposes. Interest rate contracts are recorded on trade date at fair value. Changes in fair value are recorded as a component of other income. The fair value of interest rate swaps is determined through the use of valuation models. The portion of the interest rate swap's initial fair value that reflects credit considerations, ongoing servicing, and transaction hedging costs is recognized over the life of the interest rate swap as an adjustment to other income. Interest rate swaps are recorded on a gross basis; assets and liabilities are netted by customer only when a legal right of set-off exists.

INCOME TAXES:

  Pursuant to a tax-sharing agreement, the Company is included in AMBAC Inc.'s consolidated Federal income tax return. The tax-sharing agreement provides for the determination of tax expense or benefit based on the contribution of the Company to AMBAC Inc.'s consolidated Federal income tax liability, computed substantially as if the Company filed a separate Federal income tax return. The tax liability due is settled quarterly, with a final settlement taking place after the filing of the consolidated Federal income tax return. The Company files its own state income tax returns.

  Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). In accordance with Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

  The Internal Revenue Code permits municipal bond insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to the statutory mandatory contingency reserve during the year. The deduction taken is allowed only to the extent that U.S. Treasury noninterest-bearing Tax and Loss bonds are purchased in an amount equal to the tax benefit attributable to such deductions. The amounts deducted must be included in taxable income when the contingency reserve is released, at which time the Company will redeem the Tax and Loss bonds to satisfy the additional tax liability. Purchases of Tax and Loss bonds are recorded as payments of Federal income taxes and are not reflected in the Company's current tax provision.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

  AMBAC Inc., through its subsidiaries, provides various postretirement and postemployment benefits, including pension, and health and life benefits covering substantially all employees who meet certain age and service requirements. The Company accounts for these benefits under the accrual method of accounting. Amounts related to the defined benefit pension plan and postretirement health benefits are charged based on actuarial determinations.


                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

3 INVESTMENTS

  The amortized cost and estimated fair value of investments in debt securities at December 31, 1996 and 1995 were as follows:

                                                 GROSS      GROSS    ESTIMATED
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
1996
Municipal obligations.............. $1,892,875  $ 86,984    $2,223   $1,977,636
Corporate securities...............    273,770    17,336     2,187      288,919
U.S. Government obligations........    102,774     1,363     1,707      102,430
Mortgage- and asset-backed
 securities (includes U.S.
 Government Agency obligations)....     50,145     2,081       373       51,853
Other..............................     95,015        --         9       95,006
                                    ----------  --------    ------   ----------
                                    $2,414,579  $107,764    $6,499   $2,515,844
                                    ==========  ========    ======   ==========
                                                 GROSS      GROSS    ESTIMATED
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
1995
Municipal obligations.............. $1,558,754  $ 98,090    $2,428   $1,654,416
Corporate securities...............    261,492    30,785     3,263      289,014
U.S. Government obligations........    214,224     8,796       621      222,399
Mortgage- and asset-backed
 securities (includes U.S.
 Government Agency obligations)....     55,631     3,362       294       58,699
Other..............................    163,953        --        --      163,953
                                    ----------  --------    ------   ----------
                                    $2,254,054  $141,033    $6,606   $2,388,481
                                    ==========  ========    ======   ==========

  The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, were as follows:

                                                         AMORTIZED  ESTIMATED
                                                            COST    FAIR VALUE
                                                         ---------- ----------
   Due in one year or less.............................. $  119,731 $  119,838
   Due after one year through five years................    218,634    227,141
   Due after five years through ten years...............    218,389    229,227
   Due after ten years..................................  1,807,680  1,887,785
                                                         ---------- ----------
                                                          2,364,434  2,463,991
   Mortgage- and asset-backed securities (includes U.S.
    Government Agency obligations)......................     50,145     51,853
                                                         ---------- ----------
                                                         $2,414,579 $2,515,844
                                                         ========== ==========

  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


  Net investment income from financial guarantee insurance operations comprised the following:

                                                     1996      1995      1994
                                                   --------  --------  --------
   Bonds.......................................... $139,410  $127,865  $118,685
   Short-term investments.........................    8,360     6,116     3,512
                                                   --------  --------  --------
    Total investment income.......................  147,770   133,981   122,197
   Investment expense.............................   (2,468)   (2,485)   (2,460)
                                                   --------  --------  --------
    Net investment income......................... $145,302  $131,496  $119,737
                                                   ========  ========  ========

  Financial guarantee insurance operations had gross realized gains of $108,916, $27,786 and $26,514 for 1996, 1995 and 1994, respectively, and gross realized losses of $39,767, $27,609 and $39,900 for 1996, 1995 and 1994,
respectively.

  As of December 31, 1996, the Company did not have any investment concentrated in any single repayment source (excluding obligations of the U.S. Government and its agencies) with a fair value greater than 2.0% of its stockholder's equity.

  As of December 31, 1996 and 1995, the Company held securities subject to agreements to resell for $4,369 and $4,120, respectively. Such securities were held as collateral by the Company. The agreements had terms of less than 30 days.

  Additionally, as of December 31, 1996 and 1995, investment securities with a fair value of $0 and $4,583, respectively, were pledged to futures brokers for required margin.

4 REINSURANCE

  In the ordinary course of business, AMBAC Indemnity cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. The effect of reinsurance on premiums written and earned was as follows:

                                    YEAR ENDED DECEMBER 31,
                     ---------------------------------------------------------
                           1996                1995                1994
                     ------------------  ------------------  -----------------
                     WRITTEN    EARNED   WRITTEN    EARNED   WRITTEN   EARNED
                     --------  --------  --------  --------  -------- --------
Direct.............. $243,097  $157,551  $192,277  $127,322  $188,057 $136,632
Assumed.............    6,664     3,126     2,756     1,349     4,541    1,325
Ceded...............  (37,793)  (22,380)  (28,606)  (15,088)    2,815  (18,621)
                     --------  --------  --------  --------  -------- --------
Net premiums........ $211,968  $138,297  $166,427  $113,583  $195,413 $119,336
                     ========  ========  ========  ========  ======== ========

  The reinsurance of risk does not relieve the ceding insurer of its original liability to its policyholders. In the event that all or any of the reinsurers are unable to meet their obligations to AMBAC Indemnity under the existing reinsurance agreements, AMBAC Indemnity would be liable for such defaulted amounts. To minimize its exposure to significant losses from reinsurer insolvencies, AMBAC Indemnity evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. There were no reinsurance receivables as of December 31, 1996 and 1995. As of December 31, 1996, prepaid reinsurance of approximately $139,629 was associated with AMBAC Indemnity's

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

three largest reinsurers. As of December 31, 1996, AMBAC Indemnity held letters of credit and collateral amounting to approximately $159,129 from its reinsurers to cover liabilities ceded under the aforementioned reinsurance contracts.

  During 1995 and 1994, AMBAC Indemnity terminated reinsurance contracts, resulting in return premiums to AMBAC Indemnity of $18,141 and $30,482, respectively, of which $15,700 and $25,891 were recorded as an increase to the unearned premium reserve in 1995 and 1994, respectively, with the remainder recognized as revenue.

5 LOSSES AND LOSS ADJUSTMENT EXPENSES

  AMBAC Indemnity's liability for losses and loss adjustment expenses includes case basis loss and loss adjustment expense reserves and the ACR. Following is a summary of the activity in the case basis loss and loss adjustment expense reserve and ACR accounts and the components of the liability for losses and loss adjustment expenses:

                                                    1996     1995     1994
                                                   -------  -------  -------
   Case basis loss and loss adjustment expense
    reserves:
   Balance at January 1........................... $39,249  $38,892  $35,155
                                                   -------  -------  -------
   Incurred related to:
    Current year..................................   1,484      750    8,073
    Prior years...................................  (9,556)   2,650   (3,368)
                                                   -------  -------  -------
     Total incurred...............................  (8,072)   3,400    4,705
                                                   -------  -------  -------
   Paid related to:
    Current year..................................     150      150      275
    Prior years...................................   9,404    2,893      693
                                                   -------  -------  -------
     Total paid...................................   9,554    3,043      968
                                                   -------  -------  -------
   Balance at December 31.........................  21,623   39,249   38,892
                                                   -------  -------  -------
   Active credit reserve:
   Balance at January 1...........................  26,747   26,770   28,882
   Net provision for losses.......................   5,115    4,097    4,422
   ACR transfers from (to) Case Reserves..........   6,735   (4,120)  (6,534)
                                                   -------  -------  -------
   Balance at December 31.........................  38,597   26,747   26,770
                                                   -------  -------  -------
     Total........................................ $60,220  $65,996  $65,662
                                                   =======  =======  =======

  The terms "current year" and "prior years" in the foregoing table refer to the year in which case basis loss reserves were established.

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


6 COMMITMENTS AND CONTINGENCIES

  The Company is responsible for leases on the rental of office space, principally in New York City. The lease agreements, which expire periodically through September 2014, contain provisions for scheduled periodic rent increases and are accounted for as operating leases. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

                                                                         AMOUNT
                                                                         -------
     1997............................................................... $ 3,329
     1998...............................................................   3,615
     1999...............................................................   3,757
     2000...............................................................   3,683
     2001...............................................................   3,683
     All later years....................................................  50,645
                                                                         -------
                                                                         $68,712
                                                                         =======

  Rent expense for the aforementioned leases amounted to $3,286, $2,924 and $2,719 for the years ended December 31, 1996, 1995 and 1994, respectively.

7 INSURANCE REGULATORY RESTRICTIONS

  AMBAC Indemnity is subject to insurance regulatory requirements of the States of Wisconsin and New York and the other jurisdictions in which it is licensed to conduct business.

  AMBAC Indemnity's ability to pay dividends is generally restricted by law and subject to approval by the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner"). Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders' surplus as of the preceding December 31 and (b) the greater of (i) statutory net income for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year and (ii) the aggregate of statutory net income for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years.

  AMBAC Indemnity paid cash dividends of $40,000, $40,000 and $36,000 on its common stock in 1996, 1995 and 1994, respectively. In addition, on April 30, 1996, AMBAC Indemnity, in conjunction with the sale of the AMBAC Inc.'s and AMBAC Indemnity's combined remaining holdings in HCIA common stock, delivered to AMBAC Inc. (in the form of an extraordinary dividend) its 2,378,672 shares of HCIA common stock, at fair value. The Wisconsin Commissioner approved such dividend. As a result, any dividends paid, or to be paid, by AMBAC Indemnity to AMBAC Inc. through June 30, 1997 require pre-approval from the Wisconsin Commissioner. The Wisconsin Commissioner has stated to AMBAC Indemnity management that it does not foresee any reason pre-approval of anticipated common stock dividends paid through June 30, 1997 would not be given. Anticipated common stock dividends paid thereafter and through year-end 1997 will not require such pre-approval.

  The New York Financial Guarantee Insurance Law establishes single risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Under the limit applicable to municipal bonds, the insured average annual debt service for a single risk, net of reinsurance and collateral, may not exceed 10% of

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

qualified statutory capital, which is defined as the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Additional single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of insured obligations.

  Statutory capital and surplus was $899,023 and $862,976 at December 31, 1996 and 1995, respectively. Qualified statutory capital was $1,466,560 and $1,358,769 at December 31, 1996 and 1995, respectively. Statutory net income was $222,810, $142,541 and $116,238 for 1996, 1995 and 1994, respectively.
Statutory capital and surplus differs from stockholder's equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, premiums earned, policy acquisition costs and deferred income taxes differently.

8 INCOME TAXES

  The total effect of income taxes on income and stockholder's equity for the years ended December 31, 1996 and 1995 was as follows:

                                 1996      1995
                               --------  --------
   Total income taxes charged
    to income................  $ 79,620  $ 43,546
                               --------  --------
   Income taxes charged
    (credited) to
    stockholder's equity:
    Unrealized gain (loss) on
     bonds...................   (11,464)   71,722
    Unrealized gain on
     investment in
     affiliate...............        --       602
    Other....................    (2,125)     (682)
                               --------  --------
     Total (credited) charged
      to stockholder's
      equity.................   (13,589)   71,642
                               --------  --------
   Total effect of income
    taxes....................  $ 66,031  $115,188
                               ========  ========

  The tax provisions in the accompanying consolidated statements of operations reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

                               1996     %      1995      %      1994      %
                             --------  ----  --------  -----  --------  -----
Computed expected tax at
 statutory rate............. $112,300  35.0% $ 72,920   35.0% $ 67,412   35.0%
Increases (reductions) in
 expected tax resulting
 from:
  Tax-exempt interest.......  (30,655) (9.6)  (28,274) (13.6)  (26,336) (13.7)
  Other, net................   (2,025) (0.6)   (1,100)  (0.5)    1,487    0.8
                             --------  ----  --------  -----  --------  -----
Income tax expense.......... $ 79,620  24.8% $ 43,546   20.9% $ 42,563   22.1%
                             ========  ====  ========  =====  ========  =====

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


  The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 1996 and 1995 are presented below:

                                                                1996     1995
                                                              -------- --------
   Deferred tax liabilities:
    Contingency reserve...................................... $ 76,805 $ 76,805
    Unrealized gains on bonds................................   35,443   46,906
    Deferred acquisition costs...............................   32,974   28,917
    Unearned premiums........................................   27,971   22,079
    Unrealized gain on investment in affiliate...............       --      602
    Investments..............................................       --    2,911
    Other....................................................    1,389    1,334
                                                              -------- --------
     Total deferred tax liabilities..........................  174,582  179,554
                                                              -------- --------
   Deferred tax assets:
    Tax and loss bonds.......................................   63,871   63,871
    Loss reserves............................................   13,561    9,631
    Alternative minimum tax credit carryforward..............       --   12,272
    Amortization and depreciation............................    6,791    4,763
    Compensation.............................................    2,721    2,418
    Investments..............................................    1,374       --
    Other....................................................    1,422    1,591
                                                              -------- --------
     Sub-total deferred tax assets...........................   89,740   94,546
    Valuation allowance......................................       --       --
                                                              -------- --------
     Total deferred tax assets...............................   89,740   94,546
                                                              -------- --------
     Net deferred tax liabilities............................ $ 84,842 $ 85,008
                                                              ======== ========

  The Company believes that no valuation allowance is necessary in connection with the deferred tax assets.

9 EMPLOYEE BENEFITS

  Pensions:

  AMBAC Inc. has a defined benefit pension plan covering substantially all employees of the Company and its subsidiaries. The benefits are based on years of service and the employee's compensation during the last five years of employment. AMBAC Inc.'s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service-to-date but also for those expected to be earned in the future.

  The actuarial present value of the benefit obligations shown in the table below sets forth the plan's funded status and amounts recognized by AMBAC Inc. as of December 31, 1996 and 1995.

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


  Actuarial present value of the benefit obligations:

                                                               1996     1995
                                                              -------  -------
   Accumulated benefit obligation, including vested benefits
    of $6,282 and $6,049, respectively......................  $(6,979) $(6,788)
                                                              =======  =======
   Projected benefit obligation for service rendered to
    date....................................................   (8,189)  (7,800)
   Plan assets at fair value, primarily listed stocks,
    commingled funds and fixed income securities............    8,153    7,054
                                                              -------  -------
   Unfunded projected benefit...............................      (36)    (746)
   Unrecognized prior service cost..........................   (1,619)  (1,784)
   Unrecognized net loss....................................      885    1,906
   Unrecognized net transition asset........................       (9)     (12)
                                                              -------  -------
   Pension liability included in other liabilities..........  $  (779) $  (636)
                                                              =======  =======

  Net pension costs for 1996, 1995 and 1994 included the following components:

                                                          1996    1995    1994
                                                          -----  -------  -----
   Service cost.......................................... $ 674  $   541  $ 558
   Interest cost on expected benefit obligation..........   539      456    386
   Actual return on plan assets..........................  (957)  (1,333)    30
   Net amortization and deferral.........................   263      760   (547)
                                                          -----  -------  -----
   Net periodic pension cost............................. $ 519  $   424  $ 427
                                                          =====  =======  =====

  The weighted average discount rate used in the determination of the actuarial present value for the projected benefit obligation was 7.50% and 7.25% for 1996 and 1995, respectively. The expected long-term rate of return on assets was 9.25% for both 1996 and 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.0% for both 1996 and 1995.

  Substantially all employees of AMBAC Inc. and its subsidiaries are covered by a defined contribution plan (the "Savings Incentive Plan"), for which contributions and costs are determined as 6% of each covered employee's base salary, plus a matching company contribution of 50% on contributions up to 6% of base salary made by eligible employees to the plan. The total cost of the Savings Incentive Plan to AMBAC Indemnity was $1,494, $1,435 and $1,292 in 1996, 1995 and 1994, respectively.

  Annual Incentive Plan:

  AMBAC Inc. has an annual incentive plan which provides for awards to key officers and employees based upon predetermined criteria. The cost of the plan to AMBAC Indemnity for the years ended December 31, 1996, 1995 and 1994 amounted to $7,641, $7,669 and $8,531, respectively.

  Postretirement Health Care and Other Benefits:

  AMBAC Indemnity provides certain medical and life insurance benefits for retired employees and eligible dependents. All plans are contributory. None of the plans is currently funded.

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


  Postretirement benefits expense was $200, $168 and $176 in 1996, 1995 and 1994, respectively. The unfunded accumulated postretirement benefit obligation was $1,526 and the accrued postretirement liability was $1,524 as of December 31, 1996.

  The assumed weighted average health care cost trend rates range from 8.5% in 1996, decreasing ratably to 5.5% in 2001, and remaining at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 1996 by $194 and the 1996 benefit expense by $40. The weighted average discount rate used to measure the accumulated postretirement benefit obligation and 1996 expense was 7.50%.

10 INSURANCE IN FORCE

  The par amount of bonds insured by AMBAC Indemnity, net of reinsurance, was $131,497,000 and $110,997,000 at December 31, 1996 and 1995, respectively. As of December 31, 1996 and 1995, AMBAC Indemnity's insured portfolio was diversified by type of insured bond as shown in the following table:

                                                    NET PAR AMOUNT OUTSTANDING
                                                    ---------------------------
                                                        1996          1995
                                                    ------------- -------------
                                                       (DOLLARS IN MILLIONS)
   Municipal finance:
    General obligation............................. $      31,863 $      30,546
    Lease and Tax-backed revenue...................        25,366        18,780
    Utility revenue................................        22,780        21,053
    Health care revenue............................        13,521        12,553
    Transportation revenue.........................         6,891         6,293
    Investor-Owned utilities.......................         5,551         4,497
    Higher education...............................         4,745         3,973
    Housing revenue................................         4,497         3,577
    Student loans..................................         3,439         3,769
    Other..........................................           484           483
                                                    ------------- -------------
      Total Municipal Finance......................       119,137       105,524
                                                    ------------- -------------
   Structured finance:
    Domestic:
     Mortgage-backed and home equity...............         5,263         1,901
     Asset-backed..................................         1,329         1,213
     Other.........................................         1,440           124
                                                    ------------- -------------
      Total Domestic Structured Finance............         8,032         3,238
                                                    ------------- -------------
    International:
     Asset-backed..................................         2,530         1,382
     Other.........................................         1,798           853
                                                    ------------- -------------
      Total International Structured Finance.......         4,328         2,235
                                                    ------------- -------------
       Total Structured finance....................        12,360         5,473
                                                    ------------- -------------
                                                    $     131,497 $     110,997
                                                    ============= =============

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


  As of December 31, 1996, California was the state with the highest aggregate net par amount in force, accounting for 15.6% of the total, and the highest single insured risk represented 0.6% of aggregate net par amount outstanding. AMBAC Indemnity's direct insurance in force (principal and interest) was $268,870,000 and $235,118,000 at December 31, 1996 and 1995, respectively. Net insurance in force (after giving effect to reinsurance) was $227,235,000 and $199,078,000 as of December 31, 1996 and 1995, respectively.

11 FINANCIAL INSTRUMENTS HELD FOR PURPOSES OTHER THAN TRADING

  Financial instruments with off-balance-sheet risk:

  In the normal course of business, the Company becomes a party to various financial transactions to reduce its exposure to fluctuations in interest rates. These financial instruments include interest rate swaps, exchange traded interest rate futures contracts and purchased interest rate options. The notional amounts of the Company's off-balance-sheet financial instruments which are held for purposes other than trading were as follows:

                                                             AS OF DECEMBER 31,
                                                             ------------------
                                                              1996      1995
                                                             ------------------
     Interest rate futures contracts........................ $    -- $   44,500
     Interest rate swap.....................................      --     20,000

  Notional principal amounts are often used to express the volume of these transactions and do not reflect the extent to which positions may offset one another. These amounts do not represent the much smaller amounts potentially subject to risk.

  Fair values of financial instruments held for purposes other than trading:

  The following fair value amounts were determined by the Company using independent market information when available, and appropriate valuation methodologies when market quotes were not available. In cases where specific market quotes are unavailable, interpreting market data and estimating market values require considerable judgment by management. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Investments: The fair values of bonds are based on quoted market prices or dealer quotes.

  Short-term investments and cash: The fair values of short-term investments and cash are assumed to equal amortized cost.

  Securities purchased under agreements to resell: The fair value of securities purchased under agreements to resell is assumed to approximate carrying value.

  Investment in affiliate: At December 31, 1995, the fair value of the Company's investment in HCIA was based on the quoted market price of HCIA common stock.

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


  Interest rate contracts: Fair values of off-balance-sheet interest rate contracts (futures, swaps and interest rate options) are based on quoted market and dealer prices, current settlement values, or pricing models.

  Liability for net financial guarantees written: The fair value of the liability for those financial guarantees written related to new issue and secondary market exposures is based on the estimated cost to reinsure those exposures at current market rates, which amount consists of the current unearned premium reserve, less an estimated ceding commission thereon.

  Certain other financial guarantee insurance policies have been written on an installment basis, where the future premiums to be received by the Company are determined based on the outstanding exposure at the time the premiums are due. The fair value of AMBAC Indemnity's liability under its installment premium policies is measured using the present value of estimated future installment premiums, less an assumed ceding commission. The estimate of the amounts and timing of the future installment premiums is based on contractual premium rates, debt service schedules and expected run-off scenarios. This measure is used as an estimate of the cost to reinsure AMBAC Indemnity's liability under these policies.

  The carrying amount and estimated fair value of these financial instruments are presented below:

                                             AS OF DECEMBER 31,
                               -----------------------------------------------
                                        1996                    1995
                               ----------------------- -----------------------
                               CARRYING ESTIMATED FAIR CARRYING ESTIMATED FAIR
                                AMOUNT      VALUE       AMOUNT      VALUE
                               -------- -------------- -------- --------------
                                            (DOLLARS IN MILLIONS)
Financial assets:
Investments...................  $2,425      $2,425      $2,225      $2,225
Short-term investments........      91          91         164         164
Cash..........................       5           5           7           7
Securities purchased under
 agreements to resell.........       4           4           4           4
Investment in affiliate.......      --          --          26         111
Unrecognized financial
 instruments:
Interest rate futures
 contracts....................      --          --          --          --
Interest rate swap............      --          --          --          --
Liability for financial
 guarantees written:
 Direct.......................      --         719          --         655
 Net of reinsurance...........      --         596          --         543
 Net installment premiums.....      --         114          --          80

12 FINANCIAL INSTRUMENTS HELD FOR TRADING PURPOSES

  The Company, through its affiliate AFS, is a provider of interest rate swaps to states, municipalities, municipal authorities and other entities, including its affiliates, AMBAC Capital Management, Inc. ("ACMI") and AMBAC Investments Inc. ("AII"), in connection with their financings. The Company manages its interest rate swap business with the goal of being market neutral to changes in overall interest rates, while retaining basis risk, the relationship between changes in floating rate tax-exempt and floating rate taxable interest rates. If actual or projected floating rate tax-exempt interest rates rise in relation to floating rate taxable interest rates, the Company will experience an unrealized mark-to-market loss. Conversely, if actual or projected floating rate tax-exempt interest rates decline in relation to floating rate taxable interest rates, the Company will experience an unrealized mark-to-market gain.


                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

  In the ordinary course of business, the Company manages a variety of risks, principally credit, market, liquidity, operational, and legal. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

  Credit risk relates to the ability of counterparties to perform according to the terms of their contractual commitments. Credit risk is calculated based on the current replacement cost or fair value of the Company's financial instruments. The Company executes these transactions with a diverse base of counterparties in order to minimize concentrations of credit risk.

  Various procedures and controls are in place to monitor the credit risk of interest rate swaps. These include the initial credit approval process, the establishment of credit limits, management approvals, and a process that ensures the continuous monitoring of credit exposure.

  Market risk relates to the impact of price changes on future earnings. This risk is a consequence of the Company's market-making activities in the municipal interest rate swap market. The principal market risk is basis risk, the relationship between changes in floating rate tax-exempt and floating rate taxable interest rates. Since the third quarter of 1995, all municipal interest rate swaps transacted contain provisions which are designed to protect the Company against certain forms of tax reform, thus mitigating its basis risk. An independent risk management group monitors trading risk limits and, together with senior management, is involved in the application of risk measurement methodologies.

  The estimation of potential losses arising from adverse changes in market relationships, known as "value-at-risk," is a key element in managing market risk. The Company has developed a value-at-risk methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. The Company estimates value at risk utilizing historical short- and long-term interest rate volatilities and the relationship between changes in tax-exempt and taxable interest rates calculated on a consistent daily basis. For the years ended December 31, 1996 and 1995, the Company's value-at-risk, calculated at a ninety-nine percent confidence level, averaged approximately $1,389 and $1,358, respectively. The Company's value-at-risk ranged from a high of $2,585 to a low of $1,096 in 1996 and from a high of $2,131 to a low of $687 in 1995. Since no single measure can capture all dimensions of market risk, the Company bolsters its value-at-risk methodology by performing daily analyses of parallel and non-parallel shifts in yield curves and stress test scenarios which measure the potential impact of market conditions, however improbable, which might cause abnormal volatility swings or disruptions of market relationships.

  Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in swaps and in futures contracts used to hedge swaps. The Company manages liquidity risk by maintaining cash and cash equivalents, closely matching the dates swap payments are made and received, and limiting the amount of risk hedged by futures contracts.

  Operational risk relates to the potential for loss caused by a breakdown in information, communication and settlement systems. The Company mitigates operational risk by maintaining a comprehensive system of internal controls. This includes the establishment of systems and procedures to monitor transactions and positions, documentation and confirmation of transactions, and ensuring compliance with regulations.

  Legal risk relates to the uncertainty of the enforceability, through legal or judicial processes, of the obligations of the Company's counterparties, including contractual provisions intended to reduce credit exposure by providing for the offsetting or netting of mutual obligations. The Company seeks to remove or minimize such uncertainties through continuous consultation with internal and external legal advisers to analyze and understand the nature of legal risk, to improve documentation and to strengthen transaction structure.


                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

  The following table summarizes information about the Company's financial instruments held for trading purposes as of December 31, 1996 and 1995:

                                                    AVERAGE NET FAIR VALUE
                         NET CARRYING NET ESTIMATED -------------------------  NOTIONAL
                            AMOUNT     FAIR VALUE    ASSETS      LIABILITIES    AMOUNT
                         ------------ ------------- ----------- ------------- ----------
1996:
Interest rate swaps.....   $12,341       $12,341    $    48,734   $    41,445 $2,856,600
Interest rate futures
 contracts..............        --            --             --            --    484,500
1995:
Interest rate swaps.....   $ 5,207       $ 5,207    $    17,714   $    16,667 $2,152,400
Interest rate futures
 contracts..............        --            --             --            --    569,800

  The aggregate amount of net trading income recognized from financial instruments held for trading purposes was $10,799, $2,602 and $3,051 for 1996, 1995 and 1994, respectively. Average net fair values were calculated based on average daily net fair values. The gross replacement cost of the Company's financial instruments held for trading purposes is the positive fair value of all transactions with a counterparty, excluding the effects of netting or collateral arrangements and was approximately $47,000 and $62,000 as of December 31, 1996 and 1995, respectively. Net estimated fair value, after netting and collateral arrangements, more accurately portrays the credit risk associated with the Company's financial instruments held for trading purposes.

  Notional principal amounts are often used to express the volume of these transactions and do not reflect the extent to which positions may offset one another. These amounts do not represent the much smaller amounts potentially subject to risk.

13 LINES OF CREDIT

  AMBAC Inc. and AMBAC Indemnity maintain a three-year revolving credit facility with two major international banks, as co-agents, for $100,000. As of December 31, 1996 and 1995, no amounts were outstanding under this credit facility, which expires in July 1998.

  AMBAC Indemnity has an agreement with another major group of AAA/Aaa-rated international banks for a $350,000 credit facility, expiring in 2003. This facility is a seven-year stand-by irrevocable limited recourse line of credit, which was increased from $300,000 to $350,000 and extended for an additional year in December 1996. The line will provide liquidity to AMBAC Indemnity in the event claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of December 31, 1996 and 1995, no amounts were outstanding under this line.

14 RELATED PARTY TRANSACTIONS

  During 1996 and 1995, AMBAC Indemnity guaranteed the timely payment of principal and interest on obligations under municipal investment contracts and municipal investment repurchase agreements issued by its affiliates. As of December 31, 1996 and 1995, the aggregate amount of municipal investment contracts and municipal investment repurchase contracts insured was $2,744,283 and $2,240,959, respectively, including accrued interest. These insurance policies are collateralized by investment securities, accrued interest, securities purchased

                 AMBAC INDEMNITY CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

under agreements to resell and cash and cash equivalents, which as of December 31, 1996 and 1995 had a fair value of $2,775,250 and $2,299,687, respectively, in the aggregate. During 1996 and 1995, AMBAC Indemnity recorded gross premiums written of $2,553 and $1,707, and net premiums earned of $1,668 and $1,764, respectively, related to these contracts.

  During 1996 and 1995, several interest rate swap transactions were executed between AFS and its affiliates (other than AMBAC Indemnity). As of December 31, 1996 and 1995, these contracts had an outstanding notional amount of approximately $515,000 and $359,000, respectively. As of December 31, 1996 and 1995, AFS recorded a positive fair value of $3,503 and $6,539, respectively, related to these transactions.

