Form 10-K
period 1996-12-27
MLCC MORTGAGE INVESTORS INC
filed 1997-03-27
CIK 921686

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year ended                             Commission file number
    December 27, 1996                                             333-14253
-------------------------                                      -----------



      Mortgage Loan Asset Backed Pass-Through Certificates Trust 1996-D
   ---------------------------------------------------------------------
            (Name of Trust Fund issuing Mortgage Loan Asset Backed
              Pass-Through Certificates, Series 1996-D, Class A)


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

                     DOCUMENTS INCORPORATED BY REFERENCE


Documents in Part IV incorporated herein by reference are as follows:


1. Monthly statement sent to Certificateholders with the December 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 1996.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.




                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          (a) There is no established public trading market for the Certificates representing undivided interests in the pool established by the Registrant of high balance, adjustable rate, one- to four-family mortgage loans.

          (b) At December 31, 1996, the number of holders of record of the Certificates were as follows:
                                                         Number of
                                                       Record Holders
                                                       --------------
               MLCC Mortgage Investors, Inc.,
               Mortgage Loan Asset Backed
               Pass-Through Certificates,


               Series 1996-D                                11

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

               (2)  Not applicable.


               (3)  The required exhibits are as follows:

                    Pooling and Servicing Agreement (Filed on
                    December 24, 1996 as part of the Registrant's current report on Form 8-K).

                    Monthly statement sent to Certificateholders with the December 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 1996.

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

          (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

               Date Filed               Event Reported
               ----------               --------------

               December 17, 1996.  Monthly statement sent to
                                   Certificateholders with the December 1996 distribution.

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



/s/ JOHN J. DONLON            Senior Vice President,          March 17, 1997
-----------------------       Secretary and Director
    John J. Donlon



                              Director                        March   , 1997
-----------------------                                             --
    Thomas O. McConnell



/s/ EARLE C. TRAYNHAM         Director                        March 18, 1997
-------------------------
    Earle C. Traynham

                                EXHIBIT INDEX

Exhibit No.                                                              Page
-----------                                                              ----

   4                Pooling and Servicing Agreement (Filed
                    on December 24, 1996 as part of the
                    Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.1             Report Furnished to Security-Holders
                    (Filed on December 17, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   99.1             Independent Accountants' Report on
                    Management's Assertion About Compliance
                    with Uniform Single Attestation
                    Program Requirements for the year ended
                    December 27, 1996 . . . . . . . . . . . . . . . . . . 10

   ---------------
   *  Incorporated herein by reference.


   99.2             AMBAC Indemnity Corporation and
                    Subsidiaries' audited consolidated
                    financial statements as of
                    December 31, 1996 and 1995  . . . . . . . . . . . . . 14




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

