Form 10-K
period 1996-12-27
MLCC MORTGAGE INVESTORS INC
filed 1997-03-27
CIK 921686

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



                  ML Revolving Home Equity Loan Trust 1996-1
        ------------------------------------------------------------
          (Name of Trust Fund issuing ML Revolving Home Equity Loan
                  Asset Backed Certificates, Series 1996-1)


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

                     DOCUMENTS INCORPORATED BY REFERENCE


Documents in Part IV incorporated herein by reference are as follows:

A. Monthly statement sent to Certificateholders with the May 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 1996.

2. Monthly statement sent to Certificateholders with the June 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1996.

3. Monthly statement sent to Certificateholders with the July 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 1996.

4. Monthly statement sent to Certificateholders with the August 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 1996.

5. Monthly statement sent to Certificateholders with the September 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 1996.

6. Monthly statement sent to Certificateholders with the October 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 1996.

7. Monthly statement sent to Certificateholders with the November 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1996.

8. Monthly statement sent to Certificateholders with the December 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1996.


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

          (b) At December 31, 1996, the number of holders of record of the Certificates were as follows:
                                                         Number of
                                                       Record Holders
                                                       --------------
               ML Revolving Home Equity Loan
               Asset Backed Certificates,
               Series 1996-1                                10

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

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                    Pooling and Servicing Agreement (Filed on
                    May 3, 1996 as part of the Registrant's current report on Form 8-K).

                    Monthly statement sent to Certificateholders with the May 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 1996.

                    Monthly statement sent to Certificateholders with the June 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 1996.

                    Monthly statement sent to Certificateholders with the July 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 1996.

                    Monthly statement sent to Certificateholders with the August 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 1996.



                    Monthly statement sent to Certificateholders with the September 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 1996.

                    Monthly statement sent to Certificateholders with the October 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 1996.

                    Monthly statement sent to Certificateholders with the November 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 1996.


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

                    Officer's Certificate regarding Annual
                    Statement as to Compliance of Merrill Lynch Credit Corporation dated March 27, 1997.

                    AMBAC Indemnity Corporation and Subsidiaries' audited consolidated financial statements as of December 31, 1996 and 1995.

          (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

               Date Filed               Event Reported
               ----------               --------------
               October 24, 1996.        Monthly statement sent to
                                        Certificateholders with the October
                                        1996 distribution.

               November 26, 1996.       Monthly statement sent to
                                        Certificateholders with the November
                                        1996 distribution.

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

     Signature                     Title                         Date
     ---------                     -----                         ----



/s/ MICHAEL A. JOHNSTON       President, Chief Executive    March 24, 1997
-----------------------
    Michael A. Johnston       Officer and Chairman of the
                              Board of Directors


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



/s/ JOHN J. DONLON            Senior Vice President,        March 17, 1997
-----------------------       Secretary and Director
    John J. Donlon


                              Director                      March     , 1997
-----------------------                                            --
    Thomas O. McConnell



/s/ EARLE C. TRAYNHAM         Director                      March 18, 1997
-------------------------
    Earle C. Traynham


                                EXHIBIT INDEX

Exhibit No.                                                              Page
-----------                                                            ----

   4                Pooling and Servicing Agreement (Filed
                    on May 3, 1996 as part of the Registrant's
                    current report on Form 8-K) . . . . . . . . . . . . .  *

   19.1             Report Furnished to Security-Holders
                    (Filed on June 6, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.2             Report Furnished to Security-Holders
                    (Filed on July 1, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.3             Report Furnished to Security-Holders
                    (Filed on July 26, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.4             Report Furnished to Security-Holders
                    (Filed on August 28, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.5             Report Furnished to Security-Holders
                    (Filed on September 25, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.6             Report Furnished to Security-Holders
                    (Filed on October 24, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.7             Report Furnished to Security-Holders
                    (Filed on November 26, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.8             Report Furnished to Security-Holders
                    (Filed on December 20, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   -----------------
   *  Incorporated herein by reference.



   99.1             Independent Accountants' Report on
                    Management's Assertion About Compliance
                    with Uniform Single Attestation


                    Program Requirements for the year ended
                    December 27, 1996 . . . . . . . . . . . . . . . . . . 12

   99.2             Officer's Certificate regarding Annual
                    Statement as to Compliance of
                    Merrill Lynch Credit Corporation
                    dated March 21, 1997  . . . . . . . . . . . . . . . . 16


   99.3             AMBAC Indemnity Corporation and
                    Subsidiaries' audited consolidated
                    financial statements as of
                    December 31, 1996 and 1995  . . . . . . . . . . . . . 17



                                 Exhibit 99.1
                                ------------








INDEPENDENT ACCOUNTANT'S REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

Merrill Lynch Credit Corporation and subsidiaries:

We have examined management's assertion about Merrill Lynch Credit Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single
Attestation Program for Mortgage Bankers (USAP) and maintenance of-----------
________________________________________
--- adequate hazard insurance as required by investors as of and for the year ended December 27, 1996 included in the accompanying management assertion. Management is responsible for Merrill Lynch Credit Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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



                                   /s/ Michael A. Johnston
                                   ------------------------------
                                   Michael A. Johnston
                                   Chairman/Chief Executive Officer



                                   /s/ Kevin M. O'Hanlon
                                   ------------------------------
                                   Kevin M. O'Hanlon
                                   President/Chief Operating Officer



                                   /s/ Francis X. Ervin, Jr.
                                   ------------------------------
                                   Francis X. Ervin, Jr.
                                   Senior Vice President/Chief
                                   Financial Officer



                                   /s/ Steven T. Hardy
                                   -------------------------
                                   Steven T. Hardy
                                   Vice President/Controller



                                 Exhibit 99.2
                                ------------


                            OFFICERS' CERTIFICATE
                      ANNUAL STATEMENT AS TO COMPLIANCE


          Re:  MLCC Mortgage Investors, Inc. ("Seller"),
               Merrill Lynch Credit Corporation ("Servicer"), and Bankers Trust Company of California, N.A. ("Trustee"), Pooling and Servicing Agreement dated as of April 1, 1996 (the "Agreement"), ML Revolving Home Equity Loan Asset Backed Certificates, Series 1996-1

          Pursuant to the above Agreement, the Servicer hereby states:



          1. A review of the activities of the Servicer during the 1996 calendar year and of its performance under the Agreement has been made under the supervision of each of the undersigned officers, and

          2. To the best of each such officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout such year.


Dated:  March 21, 1997

                              Merrill Lynch Credit Corporation




                              By:  /s/Francis X. Ervin
                                   -------------------------
                                      Francis X. Ervin, Senior
                                      Vice President and Treasurer




                                   /s/John M. Wheeler
                                   ------------------------------
                                      John M. Wheeler, Senior Vice
                                      President



                                 Exhibit 99.3
                                ------------




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

