Form 10-K
period 1996-12-27
MLCC MORTGAGE INVESTORS INC
filed 1997-03-27
CIK 921686

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



      Mortgage Loan Asset Backed Pass-Through Certificates Trust 1996-C
   ---------------------------------------------------------------------
            (Name of Trust Fund issuing Mortgage Loan Asset Backed
              Pass-Through Certificates, Series 1996-C, Class A)


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

                     DOCUMENTS INCORPORATED BY REFERENCE


Documents in Part IV incorporated herein by reference are as follows:


1. Monthly statement sent to Certificateholders with the September 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 1996.

2. Monthly statement sent to Certificateholders with the October 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

3. Monthly statement sent to Certificateholders with the November 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 1996.

4. Monthly statement sent to Certificateholders with the December 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 1996.


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

          (b) At December 31, 1996, the number of holders of record of the Certificates were as follows:
                                                         Number of
                                                       Record Holders
                                                       --------------
               MLCC Mortgage Investors, Inc.,
               Mortgage Loan Asset Backed
               Pass-Through Certificates,
               Series 1996-C                                48

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

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                    Pooling and Servicing Agreement (Filed on
                    September 18, 1996 as part of the Registrant's current report on Form 8-K).

                    Monthly statement sent to Certificateholders with the September 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 1996.

                    Monthly statement sent to Certificateholders with the October 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

                    Monthly statement sent to Certificateholders with the November 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 1996.

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

                    Officer's Certificate regarding Annual
                    Statement as to Compliance of Merrill Lynch Credit Corporation dated March 21, 1997.

                    AMBAC Indemnity Corporation and Subsidiaries' audited consolidated financial statements as of December 31, 1996 and 1995.


          (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

               Date Filed               Event Reported
               ----------               --------------



               October 15, 1996.        Monthly statement sent to
                                        Certificateholders with the October
                                        1996 distribution.



               November 15, 1996.  Monthly statement sent to
                                   Certificateholders with the November 1996 distribution.

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



/s/ JOHN J. DONLON            Senior Vice President,          March 17, 1997
-----------------------       Secretary and Director
    John J. Donlon



                              Director                        March   , 1997
-----------------------                                            --
    Thomas O. McConnell



/s/ EARLE C. TRAYNHAM         Director                        March 18, 1997
-------------------------
    Earle C. Traynham


                                EXHIBIT INDEX

Exhibit No.                                                            Page
-----------                                                            ----

   4                Pooling and Servicing Agreement (Filed
                    on September 18, 1996 as part of the
                    Registrant's current report on Form 8-K)  . . . . . .  *

   19.1             Report Furnished to Security-Holders
                    (Filed on September 17, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.2             Report Furnished to Security-Holders
                    (Filed on October 15, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.3             Report Furnished to Security-Holders
                    (Filed on November 15, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.4             Report Furnished to Security-Holders
                    (Filed on December 17, 1996 as part


                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

----------------
*   Incorporated herein by reference.



   99.1             Independent Accountants' Report on
                    Management's Assertion About Compliance
                    with Uniform Single Attestation
                    Program Requirements for the year ended
                    December 27, 1996 . . . . . . . . . . . . . . . . . . 11

   99.2             Officer's Certificate regarding Annual
                    Statement as to Compliance of
                    Merrill Lynch Credit Corporation
                    dated March 21, 1997  . . . . . . . . . . . . . . . . 15

   99.3             AMBAC Indemnity Corporation and
                    Subsidiaries' audited consolidated
                    financial statements as of
                    December 31, 1996 and 1995  . . . . . . . . . . . . . 16




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



                                   /s/ Francis X. Ervin, Jr.
                                   ------------------------------
                                   Francis X. Ervin, Jr.
                                   Senior Vice President/Chief
                                   Financial Officer



                                   /s/ Steven T. Hardy
                                   -------------------------
                                   Steven T. Hardy
                                   Vice President/Controller



                                 Exhibit 99.2
                                ------------


                            OFFICERS' CERTIFICATE
                      ANNUAL STATEMENT AS TO COMPLIANCE



          Re:  MLCC Mortgage Investors, Inc. ("Company"),
               Merrill Lynch Credit Corporation ("Master Servicer"), and Bankers Trust Company of California, N.A. ("Trustee"), Pooling and Servicing Agreement dated as of August 1, 1996 (the "Agreement"), Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996-C

          Pursuant to the above Agreement, the Master Servicer hereby states:

          1. A review of the activities of the Master Servicer during the 1996 calendar year and of its performance under the Agreement has been made under the supervision of each of the undersigned officers, and

          2. To the best of each such officer's knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout such year.

          3.   There were no Sub-Servicers during said calendar year.

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

