Form 10-K
MLCC MORTGAGE INVESTORS INC
filed 1997-03-27
CIK 921686

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



      Mortgage Loan Asset Backed Pass-Through Certificates Trust 1996-A
   ---------------------------------------------------------------------
            (Name of Trust Fund issuing Mortgage Loan Asset Backed
              Pass-Through Certificates, Series 1996-A, Class A)


                         MLCC Mortgage Investors, Inc.
           ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



           Delaware                                           59-3247986
---------------------------------                      -------------------
  (State or other jurisdiction                             (IRS employer
of incorporation or organization)                        identification no.)


   4802 Deer Lake Drive East
     Jacksonville, Florida                                    32246-6484
---------------------------------                       ------------------
    (Address of principal                                   (Zip code)
     executive offices)


     Registrant's telephone number, including area code:   (904) 928-6000
                                                            -------------

     Securities registered pursuant to Section 12(b) of the Act:    None
                                                                    ----

     Securities registered pursuant to Section 12(g) of the Act:    None
                                                                    ----

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




                     DOCUMENTS INCORPORATED BY REFERENCE


Documents in Part IV incorporated herein by reference are as follows:

1. Monthly statement sent to Certificateholders with the March 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1996.

2. Monthly statement sent to Certificateholders with the April 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 1996.

3. Monthly statement sent to Certificateholders with the May 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 1996.

4. Monthly statement sent to Certificateholders with the June 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 1996.

5. Monthly statement sent to Certificateholders with the July 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 1996.

6. Monthly statement sent to Certificateholders with the August 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 1996.

7. Monthly statement sent to Certificateholders with the September 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 1996.

8. Monthly statement sent to Certificateholders with the October 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

9. Monthly statement sent to Certificateholders with the November 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 1996.

10. Monthly statement sent to Certificateholders with the December 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 1996.






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

          (b) At December 31, 1996, the number of holders of record of the Certificates were as follows:
                                                         Number of
                                                       Record Holders
                                                       --------------
               MLCC Mortgage Investors, Inc.,
               Mortgage Loan Asset Backed
               Pass-Through Certificates,
               Series 1996-A                                31

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

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                    Pooling and Servicing Agreement (Filed on March 12, 1996 as part of the Registrant's current report on Form 8-K).

                    Monthly statement sent to Certificateholders with the March 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1996.

                    Monthly statement sent to Certificateholders with the April 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 1996.

                    Monthly statement sent to Certificateholders with the May 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 1996.

                    Monthly statement sent to Certificateholders with the June 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 1996.

                    Monthly statement sent to Certificateholders with the July 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 1996.

                    Monthly statement sent to Certificateholders with the August 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 1996.

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


/s/ JOHN J. DONLON            Senior Vice President,            March 17, 1997
-----------------------        Secretary and Director
    John J. Donlon



                              Director                          March __, 1997
-----------------------
   Thomas O. McConnell



/s/ EARLE C. TRAYNHAM         Director                          March 18, 1997
-------------------------
    Earle C. Traynham






                                EXHIBIT INDEX

Exhibit No.                                                            Page
-----------                                                            ----

   4                Pooling and Servicing Agreement (Filed
                    on March 12, 1996 as part of the
                    Registrant's current report on Form 8-K)  . . . . . .  *

   19.1             Report Furnished to Security-Holders
                    (Filed on March 26, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.2             Report Furnished to Security-Holders
                    (Filed on April 15, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.3             Report Furnished to Security-Holders
                    (Filed on May 20, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.4             Report Furnished to Security-Holders
                    (Filed on June 19, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.5             Report Furnished to Security-Holders
                    (Filed on July 19, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *



   19.6             Report Furnished to Security-Holders
                    (Filed on August 15, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.7             Report Furnished to Security-Holders
                    (Filed on September 17, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.8             Report Furnished to Security-Holders
                    (Filed on October 15, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.9             Report Furnished to Security-Holders
                    (Filed on November 15, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *

   19.10            Report Furnished to Security-Holders
                    (Filed on December 17, 1996 as part
                    of the Registrant's current report on
                    Form 8-K) . . . . . . . . . . . . . . . . . . . . . .  *



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




                                   /s/ Francis X. Ervin, Jr.
                                   ------------------------------
                                   Francis X. Ervin, Jr.
                                   Senior Vice President/Chief
                                   Financial Officer



                                   /s/ Steven T. Hardy
                                   -------------------------
                                   Steven T. Hardy
                                   Vice President/Controller








                                 Exhibit 99.2
                                ------------


                            OFFICERS' CERTIFICATE
                      ANNUAL STATEMENT AS TO COMPLIANCE


          Re:  MLCC Mortgage Investors, Inc. ("Company"),
               Merrill Lynch Credit Corporation ("Master Servicer"), and Bankers Trust Company of California, N.A. ("Trustee"), Pooling and Servicing Agreement dated as of February 1, 1996 (the "Agreement"), Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996-A

          Pursuant to the above Agreement, the Master Servicer hereby states:

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