Form 10-K
MLCC MORTGAGE INVESTORS INC
filed 1997-03-27
CIK 921686

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



      Mortgage Loan Asset Backed Pass-Through Certificates Trust 1996-B
   ---------------------------------------------------------------------
            (Name of Trust Fund issuing Mortgage Loan Asset Backed
              Pass-Through Certificates, Series 1996-B, Class A)


                         MLCC Mortgage Investors, Inc.
           ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



           Delaware                                           59-3247986
---------------------------------                      -------------------
  (State or other jurisdiction                             (IRS employer
of incorporation or organization)                        identification no.)


   4802 Deer Lake Drive East
     Jacksonville, Florida                                    32246-6484
---------------------------------                       ------------------
    (Address of principal                                     (Zip code)
     executive offices)


     Registrant's telephone number, including area code:   (904) 928-6000
                                                           --------------

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

2. Monthly statement sent to Certificateholders with the August 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 1996.

3. Monthly statement sent to Certificateholders with the September 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 1996.

4. Monthly statement sent to Certificateholders with the October 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

5. Monthly statement sent to Certificateholders with the November 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 1996.

6. Monthly statement sent to Certificateholders with the December 1996 distribution incorporated herein by reference as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 1996.



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

          (b) At December 31, 1996, the number of holders of record of the Certificates were as follows:
                                                         Number of
                                                       Record Holders
                                                       --------------
               MLCC Mortgage Investors, Inc.,
               Mortgage Loan Asset Backed
               Pass-Through Certificates,
               Series 1996-B                                61

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

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                    Pooling and Servicing Agreement (Filed on
                    June 20, 1996 as part of the Registrant's current report on Form 8-K).

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


/s/ KEVIN O'HANLON            Senior Vice President and     March 24, 1997
-----------------------
    Kevin O'Hanlon            Director


/s/ FRANCIS X. ERVIN, JR.     Senior Vice President and     March 24, 1997
-------------------------
    Francis X. Ervin, Jr.     Treasurer (principal
                              financial officer and
                              principal accounting officer)


/s/ JOHN J. DONLON            Senior Vice President,        March 17, 1997
-----------------------
    John J. Donlon            Secretary and Director



                              Director                      March   , 1997
-----------------------                                           --
    Thomas O. McConnell


/s/ EARLE C. TRAYNHAM         Director                      March 18, 1997
-----------------------
    Earle C. Traynham



                                EXHIBIT INDEX

Exhibit No.                                                           Page
-----------                                                           ----

   4           Pooling and Servicing Agreement (Filed
               on June 20, 1996 as part of the
               Registrant's current report on Form 8-K) . . . . . . .  *

   19.1        Report Furnished to Security-Holders
               (Filed on July 19, 1996 as part
               of the Registrant's current report on
               Form 8-K)  . . . . . . . . . . . . . . . . . . . . . .  *

   19.2        Report Furnished to Security-Holders
               (Filed on August 15, 1996 as part
               of the Registrant's current report on
               Form 8-K)  . . . . . . . . . . . . . . . . . . . . . .  *

   19.3        Report Furnished to Security-Holders
               (Filed on September 17, 1996 as part
               of the Registrant's current report on
               Form 8-K)  . . . . . . . . . . . . . . . . . . . . . .  *

   19.4        Report Furnished to Security-Holders
               (Filed on October 15, 1996 as part
               of the Registrant's current report on
               Form 8-K)  . . . . . . . . . . . . . . . . . . . . . .  *

   19.5        Report Furnished to Security-Holders
               (Filed on November 15, 1996 as part
               of the Registrant's current report on
               Form 8-K)  . . . . . . . . . . . . . . . . . . . . . .  *

   19.6        Report Furnished to Security-Holders
               (Filed on December 17, 1996 as part
               of the Registrant's current report on
               Form 8-K)  . . . . . . . . . . . . . . . . . . . . . .  *

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


-----------------------------------------
*    Incorporated herein by reference.



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



                                   /s/ Francis X. Ervin, Jr.
                                   ------------------------------
                                   Francis X. Ervin, Jr.
                                   Senior Vice President/Chief
                                   Financial Officer




                                   /s/ Steven T. Hardy
                                   -------------------------
                                   Steven T. Hardy
                                   Vice President/Controller



                                 Exhibit 99.2
                                 ------------

                            OFFICERS' CERTIFICATE
                      ANNUAL STATEMENT AS TO COMPLIANCE

          Re:  MLCC Mortgage Investors, Inc. ("Company"),
               Merrill Lynch Credit Corporation ("Master Servicer"), and Bankers Trust Company of California, N.A. ("Trustee"), Pooling and Servicing Agreement dated as of June 1, 1996 (the "Agreement"), Mortgage Loan Asset Backed Pass-Through Certificates, Series 1996-B

          Pursuant to the above Agreement, the Master Servicer hereby states:

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

INVESTMENTS:

  The Company's investment portfolio is accounted for on a trade-date basis and consists entirely of investments in debt securities that are considered available for sale and are carried at fair value. Fair value is based on quotes obtained by the Company from independent market sources. Short-term investments are carried at cost, which approximates fair value. Unrealized gains and losses, net of deferred income taxes, are included as a separate component of stockholder's equity and are computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the interest method. For bonds purchased at a price below par value, discounts are accreted over the remaining term of the securities. For bonds purchased at a price above par value which have call features, premiums are amortized to the most likely call dates as determined by management. For premium bonds which do not have call features, such premiums are amortized over the remaining terms of the securities. Premiums and discounts on mortgage- and asset-backed securities are adjusted for the effects of actual and anticipated prepayments. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

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
                     ========  ========  ========  ========  ======== ========

  The reinsurance of risk does not relieve the ceding insurer of its original liability to its policyholders. In the event that all or any of the reinsurers are unable to meet their obligations to AMBAC Indemnity under the existing reinsurance agreements, AMBAC Indemnity would be liable for such defaulted amounts. To minimize its exposure to significant losses from reinsurer insolvencies, AMBAC Indemnity evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. There were no reinsurance receivables as of December 31, 1996 and 1995. As of December 31, 1996, prepaid reinsurance of approximately $139,629 was associated with AMBAC Indemnity's three largest reinsurers. As of December 31, 1996, AMBAC Indemnity held letters of credit and collateral amounting to approximately $159,129 from its reinsurers to cover liabilities ceded under the aforementioned reinsurance contracts.

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

  The New York Financial Guarantee Insurance Law establishes single risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Under the limit applicable to municipal bonds, the insured average annual debt service for a single risk, net of reinsurance and collateral, may not exceed 10% of qualified statutory capital, which is defined as the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Additional single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of insured obligations.

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

14 RELATED PARTY TRANSACTIONS

  During 1996 and 1995, AMBAC Indemnity guaranteed the timely payment of principal and interest on obligations under municipal investment contracts and municipal investment repurchase agreements issued by its affiliates. As of December 31, 1996 and 1995, the aggregate amount of municipal investment contracts and municipal investment repurchase contracts insured was $2,744,283 and $2,240,959, respectively, including accrued interest. These insurance policies are collateralized by investment securities, accrued interest, securities purchased under agreements to resell and cash and cash equivalents, which as of December 31, 1996 and 1995 had a fair value of $2,775,250 and $2,299,687, respectively, in the aggregate. During 1996 and 1995, AMBAC Indemnity recorded gross premiums written of $2,553 and $1,707, and net premiums earned of $1,668 and $1,764, respectively, related to these contracts.

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